Form 10QSB
period 2008-01-31
SHELBY ACQUISITION IV INC
filed 2008-03-17
CIK 1393079

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of March 17, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SHELBY ACQUISITION IV, INC.

- INDEX -

		Page
PART I- FINANCIAL INFORMATION:

Item 1.	Financial Statements

	Balance Sheet as of January 31, 2008 (unaudited)	F-1

	Statements of Operations for the Three and Six Months Ending January 31, 2008	F-2
	(unaudited) and for the Period from February 1, 2007 (Date of Inception) through
	January 31, 2008 (unaudited)

	Statement of Stockholder’s Equity for the Period from February 1, 2007	F-3
	(Date of Inception) through January 31, 2008 (unaudited)

	Statements of Cash Flows for the Three and Six Months Ending January 31, 2008	F-4
	(unaudited) and for the Period from February 1, 2007 (Date of Inception) through
	January 31, 2008 (unaudited)

	Notes to Financial Statements (unaudited)	F-5

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3.	Controls and Procedures	2

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	3

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3.	Defaults Upon Senior Securities	3

Item 4.	Submission of Matters to a Vote of Security Holders	3

Item 5.	Other Information	3

Item 6.	Exhibits	3

Signatures		4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$3,152

TOTAL ASSETS	$3,152

LIABILITIES & STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accrued Professional Fees	$7,350
Due to Stockholder	18,750

TOTAL LIABILITIES	26,100

STOCKHOLDER'S EQUITY
Preferred Stock, .0001 par value; 10,000 shares authorized; none issued and outstanding	—
Common Stock, .0001 par value; 100,000,000 shares authorized; 5,000,000 issued and outstanding	500
Additional Paid in Capital	24,500
Deficiency accumulated during development stage	(47,948)
TOTAL STOCKHOLDER'S DEFICIT	(22,948)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$3,152

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the
	For the		Cumulative
	Three	For the	Period from
	Months	Six Months	Inception
	Ended	Ended	(February 1, 2007)
	January 31, 2008	January 31, 2008	to January 31, 2008

Revenue	$-	$-	$-

General and Administrative Expenses	31,070	34,745	47,948

Net Loss	$(31,070)	$(34,745)	$(47,948)

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)

Number of Shares Used in Computing Basic and
Diluted Net Loss Per Share	5,000,000	5,000,000	5,000,000

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY
(Unaudited)

						Deficit
					Additional	Accumulated During	Stockholder's
	Preferred Stock		Common Stock		Paid In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

BALANCE AT FEBRUARY 1, 2007
INCEPTION	—	$-	—	$-	$-	$-	$-

Issuance of Common Stock	—	-	5,000,000	500	24,500	—	25,000

Net loss	—	-	—	—	—	(13,203)	(13,203)

Balance as of July 31, 2007	—	-	5,000,000	500	24,500	(13,203)	11,797

Net loss for period 8/1/07 through 10/31/07	—	-	—	—	—	(3,675)	(3,675)

Balance as of October 31, 2007	—	—	5,000,000	500	24,500	(16,878)	8,122

Net loss for period 11/1/07 through 1/31/08	—	—	—	—	—	(31,070)	(31,070)

Balance as of January 31, 2008	—	$-	5,000,000	$500	$24,500	$(47,948)	$(22,948)

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

		For the
		Cumulative
		Period from
	For the	Inception
	Six Months Ended	(February 1, 2007)
	January 31, 2008	to January 31, 2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(34,745)	$(47,948)
Adjustments to reconcile Net Loss
to net cash used in operations:
Accrued Professional Fees	7,350	7,350
Net cash used in Operating Activities	(27,395)	(40,598)

CASH FLOWS FROM FINANCING ACTIVITIES
Loans from Stockholder	18,750	18,750
Loans from Affiliates	1,783	0
Proceeds from Issuance of Common Stock	0	25,000
Net cash provided by Financing Activities	20,533	43,750
Net (decrease) increase in cash and cash equivalents for period	(6,862)	3,152

Cash and cash equivalents at beginning of period	10,014	—

Cash and cash equivalents at end of period	$3,152	$3,152

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

NOTE 1- ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Interim Financial Statements of Shelby Acquisition IV, Inc. (the “Company”) as of January 31, 2008 and the three and six months then ended and the period from February 1, 2007 (inception) through January 31, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation, and should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-SB for the period February 1, 2007 (inception) through July 31, 2007. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim and cumulative date periods presented have been included. All such adjustments are of a normal recurring nature and there have been no changes in significant accounting policies since July 31, 2007.

The result of operations and cash flows for the six months ended January 31, 2008 are not necessarily indicative of the results to be expected for the full year.

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

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

(b)	Basis of Presentation/Going concern:

The accompanying financial statements have been prepared in conformity with United States generally accepted accounting principles, which assumes the company, will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the company has a deficit accumulated during the development stage of $47,948, used cash from operations of $(40,598) since its inception, and has negative working capital of $(22,948) at January 31, 2008. The company’s ability to continue as a going concern is dependent on its ability to find a suitable target Company and enter into a possible reverse merger with such Company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances; however there is no assurance of additional funding being available.

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

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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

NOTE 2 – CAPITAL STOCK

The total number of shares of capital stock which the Company shall have authority to issue is one hundred ten million (110,000,000). These shares shall be divided into two classes with 100,000,000 shares designated as common stock at $.0001 par value (the “Common Stock”) and 10,000,000 shares designated as preferred stock at $.0001 par value (the “Preferred Stock”) The Preferred stock of the Company shall be issued by the Board of Directors of the Company in one or more classes or one or more series within any class and such classes or series shall have such voting powers, full or limited, or no voting powers, and such designations, preferences, limitations or restrictions as the Board of Directors of the Company may determine, from time to time.

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

NOTE 2 – CAPITAL STOCK (continued)

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

NOTE 3 – DUE TO STOCKHOLDER

Loans from the Company’s sole stockholder are non-interest bearing and due on demand.

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

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

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

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

FSP FAS 123R-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a). There is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b). All holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

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

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
January 31, 2008

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (continued)

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, which replaces SFAS 141, “Business Combinations”. SFAS 141(R) establishes principles and requirements for determining how an enterprise recognizes and measures the fair value of certain assets and liabilities acquired in a business combination, including noncontrolling interests, contingent consideration, and certain acquired contingencies. SFAS 141(R) also requires acquisition-related transaction expenses and restructuring costs be expensed as incurred rather than capitalized as a component of the business combination. The application of this statement is not expected to have a material effect on the Company’s results of operations or financial position.

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

Results of Operations

For the three months ending January 31, 2008, the Company had no activities that produced revenues from operations.

For the three and six months ending January 31, 2008, the Company had a net loss of $31,070 and $34,745, respectively. For the cumulative period from inception (February 1, 2007) to January 31, 2008, the Company had a net loss of $47,948 due to legal, accounting, audit and other professional service fees incurred in relation to the preparation of the Company’s Registration Statement on Form 10-SB that was filed in November of 2007 and Quarterly Report on Form 10-QSB filed in March of 2007.

Liquidity and Capital Resources

As of January 31, 2008, the Company had assets equal to $3,152, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of January 31, 2008 totaled $26,100, comprised exclusively of accrued professional fees and a loan from the Company’s stockholder.

The following is a summary of the Company's cash flows from operating, investing, and financing activities
:
For the Period from February 1, 2007 (Date of Inception) through January 31, 2008

Operating activities	$(40,598)
Investing activities	-
Financing activities	$43,750

Net effect on cash	$3,152

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

2

As of January 31, 2008, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended January 31, 2008.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended January 31, 2008.

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

Dated: March 17, 2008	SHELBY ACQUISITION IV, INC.

	By:	/s/ James R. Kerr
James R. Kerr
President and Secretary

4