Form 10QSB
period 2008-04-30
SHELBY ACQUISITION IV INC
filed 2008-06-16
CIK 1393079

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 5,000,000 shares of common stock, par value $.0001 per share, outstanding as of June 16, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

SHELBY ACQUISITION IV, INC.

- INDEX -

Page
PART I- FINANCIAL INFORMATION:

Item 1. Financial Statements

Balance Sheet as of April 30, 2008 (Unaudited)	F-1

Statements of Operations (Unaudited) for the Three and Nine Months Ended April 30,	F-2
2008, the Period from Inception (February 1, 2007) to April 30, 2007 and for the
Cumulative Period from Inception (February 1, 2007) to April 30, 2008

Statement of Stockholder’s Equity (Deficit) (Unaudited) for the Period from Inception	F-3
(February 1, 2007) to April 30, 2008

Statements of Cash Flows (Unaudited) for the Nine Months Ended April 30, 2008, the	F-4
Period from Inception (February 1, 2007) to April 30, 2007 and for the Cumulative
Period from Inception (February 1, 2007) to April 30, 2008

Notes to Financial Statements (Unaudited)	F-5

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	1

Item 3A(T). Controls and Procedures	3

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	3

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	3

Item 3. Defaults Upon Senior Securities	3

Item 4. Submission of Matters to a Vote of Security Holders	3

Item 5. Other Information	3

Item 6. Exhibits	4

Signatures	5

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
BALANCE SHEET
(Unaudited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,604

TOTAL ASSETS	$1,604

LIABILITIES & STOCKHOLDER'S DEFICIT
CURRENT LIABILITIES
Accrued professional fees	$8,675
Due to Stockholder	18,750

TOTAL LIABILITIES	27,425

STOCKHOLDER'S DEFICIT
Preferred Stock, .0001 par value; 10,000 shares authorized; none issued and outstanding	—
Common Stock, .0001 par value; 100,000,000 shares authorized; 5,000,000 issued and outstanding	500
Additional paid-in capital	24,500
Deficiency accumulated during development stage	(50,821)
TOTAL STOCKHOLDER'S DEFICIT	(25,821)

TOTAL LIABILITIES & STOCKHOLDER'S DEFICIT	$1,604

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	For the Three Months Ended April 30, 2008	For the Nine Months Ended April 30, 2008	For the Cumulative Period from Inception (February 1, 2007) April 30, 2008	For the Period from Inception (February 1, 2007) to April 30, 2007

Revenue	$-	$-	$-	$-

General and Administrative Expenses	2,873	37,618	50,821	—

Net Loss	$(2,873)	$(37,618)	$(50,821)	$-

Basic and Diluted Net Loss Per Share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

Number of Shares Used in Computing Basic and Diluted Net Loss Per Share	5,000,000	5,000,000	5,000,000	5,000,000

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENT OF STOCKHOLDER’S EQUITY (DEFICIT)
(Unaudited)

						Deficit
						Accumulated
					Additional	During	Stockholder's
	Preferred Stock		Common Stock		Paid In	Development	Equity
	Shares	Amount	Shares	Amount	Capital	Stage	(Deficit)

BALANCE AT FEBRUARY 1, 2007 INCEPTION	—	$-	—	$-	$-	$-	$-

Issuance of Common Stock	—	-	5,000,000	500	24,500	—	25,000

Net loss	—	-	—	—	—	(13,203)	(13,203)

Balance as of July 31, 2007	—	-	5,000,000	500	24,500	(13,203)	11,797

Net loss for period 8/1/07 through 10/31/07	—	-	—	—	—	(3,675)	(3,675)

Balance as of October 31, 2007	—	—	5,000,000	500	24,500	(16,878)	8,122

Net loss for period 11/1/07 through 1/31/08	—	—	—	—	—	(31,070)	(31,070)

Balance as of January 31, 2008	—	-	5,000,000	500	24,500	(47,948)	(22,948)

Net loss for period 2/1/08 through 4/30/08	—	—	—	—	—	(2,873)	(2,873)

Balance as of April 30, 2008	—	$-	5,000,000	$500	$24,500	$(50,821)	$(25,821)

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	For the Nine Months Ended April 30, 2008	For the Cumulative Period from Inception (February 1, 2007) to April 30, 2008	For the Period from Inception (February 1, 2007) to April 30, 2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(37,618)	$(50,821)	$
Adjustments to reconcile Net Loss to net cash used in operations:
Accrued Professional Fees	8,675	8,675		—
Net cash used in Operating Activities	(28,943)	(42,146)		—

CASH FLOWS FROM FINANCING ACTIVITIES
Additional Paid in Capital	18,750	18,750		—
Loans from Affiliate	1,783	0		—
Proceeds from Issuance of Common Stock	0	25,000		25,000
Net cash provided by Financing Activities	20,533	43,750		25,000

Net (decrease) increase in cash and cash equivalents for period	(8,410)	1,604		25,000

Cash and cash equivalents at beginning of period	10,014	—		—

Cash and cash equivalents at end of period	$1,604	$1,604		$25,000

See accompanying notes to financial statements.

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying Interim Financial Statements of Shelby Acquisition IV, Inc. (the “Company”) as of April 30, 2008 and the three and nine months then ended and the period from February 1, 2007 (inception) through April 30, 2007 and the cumulative period from February 1, 2007 (inception) through April 30, 2008, have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation, and should be read in conjunction with the Financial Statements and Notes thereto included in the Company’s Form 10-SB for the period February 1, 2007 (inception) through July 31, 2007. In the opinion of management, all adjustments for a fair statement of the results of operations and financial position for the interim and cumulative date periods presented have been included. All such adjustments are of a normal recurring nature and there have been no changes in significant accounting policies since July 31, 2007.

The result of operations and cash flows for the three and nine months ended April 30, 2008 are not necessarily indicative of the results to be expected for the full year.

(a)	Organization and Business:

The Company was incorporated in the state of Delaware on February 1, 2007 for the purpose of raising capital that is intended to be used in connection with its business plans which may include a possible merger, acquisition or other business combination with an operating business.

The Company is currently in the development stage. All activities of the Company to date relate to its organization, initial funding and share issuances.

(b)	Basis of Presentation/Going Concern:

The accompanying financial statements have been prepared on a going concern basis, which assumes the Company will realize its assets and discharge its liabilities in the normal course of business. As reflected in the accompanying financial statements, the Company has a deficit accumulated during the development stage of $(50,821), used cash from operations of $(42,146) since its inception, and has negative working capital of $(25,821) at April 30, 2008. The Company’s ability to continue as a going concern is dependent on its ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available. The Company's financial statements do not include any adjustment that might arise as a result of this uncertainty.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments relating to the recoverability of the recorded assets or the classification of the liabilities that may be necessary should the Company be unable to continue as a going concern.

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 1 – ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued):

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
April 30, 2008

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

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, “Fair Value Measurements” that provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances.

This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including financial statements for an interim period within that fiscal year.

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”-an interpretation of FASB Statement No. 109 (FIN 48), which provides clarification related to the process associated with accounting for uncertain tax positions recognized in consolidated financial statements. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken, or expected to be taken, in a tax return. FIN 48 also provides guidance related to, among other things, classification, accounting for interest and penalties associated with tax positions, and disclosure requirements. We adopted FIN 48 on February 1, 2007. Currently, this pronouncement has no effect on our financial statements.

FSP FAS 123R-5 was issued on October 10, 2006. The FSP provides that instruments that were originally issued as employee compensation and then modified, and that modification is made to the terms of the instrument solely to reflect an equity restructuring that occurs when the holders are no longer employees, then no change in the recognition or the measurement (due to a change in classification) of those instruments will result if both of the following conditions are met: (a) there is no increase in fair value of the award (or the ratio of intrinsic value to the exercise price of the award is preserved, that is, the holder is made whole), or the antidilution provision is not added to the terms of the award in contemplation of an equity restructuring; and (b) all holders of the same class of equity instruments (for example, stock options) are treated in the same manner. The provisions in this FSP shall be applied in the first reporting period beginning after the date the FSP is posted to the FASB website. Currently, this pronouncement has no effect on our financial statements.

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

SHELBY ACQUISITION IV, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008

NOTE 4 – RECENT ACCOUNTING PRONOUNCEMENTS (Continued):

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements”, an amendment of Accounting Research Bulletin No. 51, “Consolidated Financial Statements”. SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary, and clarifies that a noncontrolling interest in a subsidiary is an ownership interest that should be reported as equity in the consolidated financial statements. SFAS No. 160 establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation and requires a parent to recognize a gain or loss in net income when a subsidiary is deconsolidated.

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

Results of Operations

For the three and nine months ended April 30, 2008 and for the period from inception (February 1, 2007) to April 30, 2007, the Company had no activities that produced revenues from operations.

For the three and nine months ended April 30, 2008, the Company had a net loss of $(2,873) and $(37,618), respectively. For the period from inception (February 1, 2007) to April 30, 2007, the Company had a net loss of $0. For the cumulative period from inception (February 1, 2007) to April 30, 2008, the Company had a net loss of $(50,821) due to legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the preparation of the Company’s Registration Statement on Form 10-SB that was filed in November of 2007, Quarterly Report on Form 10-QSB for the period ended October 31, 2007 filed in March of 2008 and Quarterly Report on Form 10-QSB for the period ended January 31, 2008 filed in March of 2008.

Liquidity and Capital Resources

As of April 30, 2008, the Company had assets equal to $1,604, comprised exclusively of cash and cash equivalents. The Company’s current liabilities as of April 30, 2008 totaled $27,425, comprised exclusively of accrued professional fees and a loan from the Company’s stockholder. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the nine months ended April 30, 2008, the period from inception (February 1, 2007) to April 30, 2007 and for the cumulative period from inception (February 1, 2007) to April 30, 2008:

	Nine Months Ended April 30, 2008	Period from Inception (February 1, 2007) to April 30, 2007	Cumulative Period from Inception (February 1, 2007) to April 30, 2008
Net cash used in operating activities	$(28,943)	$0	$(42,146)
Net cash used in investing activities	$0	$0	$0
Net cash provided by financing activities	$20,533	$25,000	$43,750
Net effect on cash	$(8,410)	$25,000	$1,604

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

(i)	filing reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and
(ii)	consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our sole stockholder, management or other investors.

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB became effective, our sole officer and director has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

Item 3A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of April 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended April 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended April 30, 2008.

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

Dated: June 16, 2008	SHELBY ACQUISITION IV, INC.

	By:	/s/ James R. Kerr
James R. Kerr
President, Secretary and Director